Form 10-Q
period 2015-09-30
Gen Serv, INC.
filed 2016-06-21
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________

333-196040
Commission File Number

Gen Serv, Inc.
(Exact name of registrant as specified in it's charter)

Nevada	46-3026985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1348 Strawberry Lane West Palm Beach, FL	33415-4510
(Address of principal executive offices)	(Zip Code)

(561) 568-1234
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.As of June 20, 2016 there are 70,000,000 common shares issued and outstanding.

TABLE of CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN SERV, INC.

FINANCIAL STATEMENT

September 30, 2015

Unaudited

BALANCE SHEET	4

STATEMENT OF OPERATIONS	5

STATEMENT OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENT	7

GEN SERV, INC.

BALANCE SHEET

(Unaudited)

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,104	$3,104

TOTAL CURRENT ASSETS	$3,104	$3,104

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$740	$740
Due to related party (Note 3)	2,005	1,995

TOTAL CURRENT LIABILITIES	2,745	2,735

STOCKHOLDERS' EQUITY
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
62,000,000 shares of common stock (2,022,000,000 - June 30, 2015) (Refer Note 4)	62,000	2,022,000
Additional paid in capital	(49,050)	(2,009,040)
Stock subscription receivables	(800)	(800)
Common stock subscribed	40	40
Deficit accumulated during the development stage	(11,831)	(11,831)

TOTAL STOCKHOLDERS' EQUITY	359	369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,104	$3,104

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014

REVENUE	$-	$-

EXPENSES
Office and general	$-	$491
Professional fees	-	3,500

TOTAL EXPENSES	-	(3,991)

NET LOSS	-	(3,991)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING - BASIC AND DILUTED	679,826,087	2,000,000,000

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$-	$(3,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	-	1,965

NET CASH USED IN OPERATING ACTIVITIES	-	(2,026)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder loans - related parties	10	-
Payment of purchase of common stock	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	(2,026)

CASH, BEGINNING	3,104	6,125

CASH, ENDING	$3,104	$4,099

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gen Serv, Inc. (the "Company") was incorporated in the State of Nevada on September 20, 2013. The Company is in the initial development stage and was organized to engage in the business of providing concierge type service, offering a full array of services that an individual or company may require.

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $11,831. As at September 30, 2015, the Company has a working capital of $359. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2015 and 2014, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of September 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - DUE TO RELATED PARTY

As of September 30, 2015, the Company has received $2,005 as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 26, 2013, the Company issued 2,000,000,000 (10,000,000 pre-split) common shares at $0.000005 per share to the sole director and President of the Company for cash proceeds of $10,000.

From December 2014 through March 2015, the Company entered into stock subscription agreements to issue 30,000,000 shares of its common stock for $3,000 in cash. As of September 30, 2015, agreements to issue 22,000,000 shares were executed; of which 22,000,000 shares had be issued for net proceeds of $2,200 to the Company; however, cash had not been received for 8,000,000, at September 30, 2015 (total related value of $800). Subsequent to the period on February 5, 2016 the $800 was received.

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

As of September 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the period on February 5, 2016 the Company received the cash for the 8,000,000 common shares subscribed. Total net proceeds to the Company of $800.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended September 30, 2015 we had no revenue. Expenses for the three month period ended September 30, 2015 totaled $Nil resulting in a Net loss of $Nil compared to expenses totaling $3,991 and a net loss of $3,991 for the three month period ended September 30, 2014. The Net Loss for the three month period ended September 30, 2015 is a result of Office and General expense of $Nil comprised primarily of accounting expense and printing expense and Professional fees of $Nil. The Net Loss for the three month period ended September 30, 2014 is a result of Office and General expense of $491 comprised primarily of accounting expense and printing expense and Professional fees of $3,500.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of September 30, 2015, we had $3,104 in cash as compared to $3,104 in cash at June 30, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2015, the Company's sole officer and director, Mr. Riker has loaned the Company $2,005 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gen Serv, Inc. (Registrant)

Date: June 20, 2016	By	/s/ Chris Riker
Chris Riker
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

