Form 10-Q
period 2015-12-31
Gen Serv, INC.
filed 2016-07-07
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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

______________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 7, 2016 there are 70,000,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN SERV, INC.

FINANCIAL STATEMENT

December 31, 2015

Unaudited

GEN SERV, INC.

BALANCE SHEET

(Unaudited)

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$524	$3,104

TOTAL CURRENT ASSETS	$524	$3,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$740
Due to related party (Note 3)	2,005	1,995

TOTAL CURRENT LIABILITIES	2,005	2,735

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
62,000,000 shares of common stock (2,022,000,000 – June 30, 2015 (Refer Note 4)	62,000	2,022,000
Additional paid in capital	(49,050)	(2,009,778)
Stock subscription receivables	(800)	(800)
Common stock subscribed	40	40
Deficit accumulated during the development stage	(13,671)	(11,831)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,481)	369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$524	$3,104

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES
Office and general	90	439	90	930
Professional fees	1,750	-	1,750	3,500

TOTAL EXPENSES	1,840	(439)	(1,840)	(4,430)

NET LOSS	$(1,840)	$(439)	$(1,840)	$(4,430)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	62,000,000	2,000,000,000	370,913,043	2,000,000,000

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2015	Six months ended December 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(1,840)	$(4,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(740)	(696)

NET CASH USED IN OPERATING ACTIVITIES	(2,580)	(5,126)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	10	-
Payment of purchase of common stock	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(2,580)	(5,126)

CASH, BEGINNING	3,104	6,125

CASH, ENDING	$524	$999

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $13,671. As at December 31, 2015, the Company has a working capital deficit of $1,481. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2015 and 2014, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of December 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – DUE TO RELATED PARTY

As of December 31, 2015, the Company has received $2,005 as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – STOCKHOLDERS' EQUITY (DEFICIT)

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On June 26, 2013, the Company issued 2,000,000,000 (10,000,000 pre-split) common shares at $0.000005 per share to the sole director and President of the Company for cash proceeds of $10,000.

From December 2014 through March 2015, the Company entered into stock subscription agreements to issue 30,000,000 shares of its common stock for $3,000 in cash. As of December 31, 2015, agreements to issue 22,000,000 shares were executed; of which 22,000,000 shares had be issued for net proceeds of $2,200 to the Company; however, cash had not been received for 8,000,000, at December 31, 2015 (total related value of $800). Subsequent to the period on February 5, 2016 the $800 was received.

NOTE 4 – STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

As of December 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations

For the three month period ended December 31, 2015 we had no revenue. Expenses for the three month period ended December 31, 2015 totaled $1,840 resulting in a Net loss of $1,840 compared to expenses totaling $439 and a net loss of $439 for the three month period ended December 31, 2014. The Net Loss for the three month period ended December 31, 2015 is a result of Office and General expense of $90 comprised primarily of office supplies expense and Professional fees of $1,750 comprised primarily of accounting expense. The Net Loss for the three month period ended December 31, 2014 was a result of Office and General expense of $439 comprised primarily of printing expense and Professional fees of $Nil.

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

As of December 31, 2015, we had $524 in cash as compared to $3,104 in cash at June 30, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2015, the Company's sole officer and director, Mr. Riker has loaned the Company $2,005 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gen Serv, Inc. (Registrant)

Date: July 7, 2016	By:	/s/ Chris Riker
Chris Riker
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

