Form 10-K
period 2016-06-30
Gen Serv, INC.
filed 2017-05-26
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

333-196040

Commission file number

Gen Serv, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3026985
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City NV	89703
(Address of principal executive offices)	(Zip Code)

(561) 568-1234

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2016 the Company has 70,000,000 shares of common stock issued and outstanding.

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

Service Description

Gen Serv, Inc. intends to offer a full array of services to satisfy the needs of businesses as well as residential customers. The custom schedule will be created for the clients, so we will keep track of every single person to be sure that every client is received whatever he or she ordered. Gen Serv, Inc. intends to specialize in providing services that the customers will need on a daily basis to satisfy their needs and wants. The array of intended services provided by the company will include: running the errands, grocery delivery, maid services, moving services, car washing and detailing, as well as providing services for businesses such as scheduling presentations, drop offs and pickups, ordering lunches and anything that you might need to service your business or residential unit. One of the best services provided by the company that the customers can make use of is so called “exotic service”. This kind of service provided exclusively by this company must become the unique feature that will be offered to the potential clients and is the only one existing on the market. This service will include delivering to the customer whatever and in some cases whoever the client might want and need in the least amount of time, let’s say overnight (for instance, the potential customer has a birthday party and want a specific music band to partake in his party). This type of service will require a lot of additional information and resources owned by the company and as a result this service will be the most costly to the customers provided by Gen Serv, Inc.

Rather than providing regular services and something that the client can get from any other establishment, the Company intends to have the ability to provide the customer whatever he wants, whenever he wants and wherever he wants. The uniqueness of that project is the providing of full variety of services that customers can use to satisfy all of their needs, being able to completely rely on us and put their mind at ease while we are working. Also “exotic feature” of our business makes it exclusively attractive for any kind of sophisticated customer.

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

Plan of Operations

It is our intention over the next 12 months to introduce Gen Serv to the residential and commercial cleaning market. Management believes we will be able to distinguish our planned service as unique value propositions because we believe our quality will be superior to most all alternatives. “Cross a major chore off your to-do list by letting us take care of the things you might not have time for. Then enjoy the pleasure of knowing your specific task has been completed by a professional servicer that you can trust.” Our services are thorough, consistent and customized. If you would like to request a special service, or even change your cleaning schedule, just let us know! We are happy to fulfill every request in order to exceed your expectations. Gen Serv is available weekly, every other week, monthly or one-time.

The company purposes to sell the 3 hour discount plan directly and through organizations like Groupon and Living Social.

Our plan of operations over the next 12 months is as follows:

1.	Our first phase will start with the Company’s sole officer and director outsourcing the logo development and printing of marketing materials and contracting with business development consultants to negotiate and contract with Groupon and Living Social to initiate our marketing. We expect these initial steps to take 60 days from the date this registration statement becomes effective.

2.	The next phase of the Company’s plan is to engage services contractors to provide service to each new client. In addition, the Company intends to contract with consultants to further develop our business to target start our sales and marketing campaign so that we can use our sales and marketing effort to the maximum capability. The Company anticipates this phase to be completed 120 days after this registration statement becomes effective. The cost for this phase is estimated at $23,000. We intend to simultaneously do our Market research estimated at $7000 prior to fully implement our market efforts.

3.	The anticipated final phase of this operational plan will begin 150 days after the registration statement is deemed effective. In this phase we intend to fully implement the marketing effort and attend trade shows. We expect that expenses for this phase will include the balance of our planned marketing expense of $11,000 and the attendance at trade shows costing $4,000.

The Market Opportunity

The market that the company will operate on is the Florida state. Florida State is considered as a resort state that people visit not only from different parts of the USA but also from different parts of the world. Tourism makes up the largest sector of the state economy.

Warm weather and hundreds of miles of beaches attract about 60 million visitors to the state every year. 42% of all residents in the Northeast United States planned on visiting Florida over spring break. - Florida State|Department of Numbers Nov.2012

Some of these people visit Florida only for a specific proximity of time, they buy houses and apartments that have to be taken care of when they are not in Florida. Providing different kinds of services makes our company very versatile one. We can target all people with any types of financial situation. The annual income of our target clientele that will be able to make use of our regular services such as servicing their houses, cars and running different kinds of errands such as pickups, drop offs, delivering of groceries must be around $30000 -$50000. The annual income of people that want to try our “exotic service” should range from $100,000 and above.

Florida’s personal income was $40,344 in 2012, compared to $39,563 in 2011 and $38,210 in 2010. The state’s combined personal income of $779.3 billion was 3.2 percent higher than the $755.4 billion in 2011. - U.S. Bureau of Economic Analysis

Management believes that average income people in the State of Florida can be our potential customers.

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

In their audit report, our auditors have expressed and opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is unavailable for quotation on the OTC Pinks. There are no current or historical price quotes available.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Company financial statements and related notes included elsewhere in this report.

This form 10-K contains certain forward-looking statements. Management discusses and analyzes forward looking statements that reflect the views of management in respect to the Company’s future financial performance. Words used in these forward-looking statements are words that refer to future rustic events and are not based on substantial evidence. These words could be words like believe, expect, estimate, anticipate and project these are the words management believes project to forward looking financial performance and statements but are not limited to these words only. A potential investor cannot be completely certain that these statements will be accurate.

Liquidity and Capital Resources

Our auditor’s report on our June 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2016 Audited Financial Statements - Auditors Report.”

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

As of June 30, 2016, the Company had cash of $9 and liabilities of $9,443 as compared to cash of $3,104 and liabilities of $2,735 as of June 30, 2015.

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

Results of Operations

We did not earn any revenues during the fiscal year ending June 20, 2016. During the fiscal year ending June 20, 2016 we incurred operating expenses of $10,593 comprised of Office and general expenses of $3,843 and Professional fees in the amount of $6,750 resulting in a Net Loss of $10,593 as compared to operating expenses of $4,525 comprised of Office and general expenses of $1,025 and Professional fees of $3,500 resulting in a Net Loss of $4,525 for the fiscal year ending June 20, 2015.

Off-Balance sheet arrangements

The Company is not aware of any off-balance sheet arrangements other than set forth in the Company’s Liquidity and Capital resources that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

GEN SERV, INC.

FINANCIAL STATEMENTS

June 30, 2016

Audited

PLS CPA, A PROFESSIONAL CORP. t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

 Gen Serv, Inc.

We have audited the accompanying balance sheet of Gen Serv, Inc. (the “Company”) as of June 30, 2016, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gen Serv, Inc. as of June 30, 2016, and the result of its operations and its cash flows for the year ended June 30, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

May 26, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

GEN SERV, INC.

BALANCE SHEETS

(Audited)

	June 30, 2016	June 30, 2015

ASSETS

CURRENT ASSETS
Cash	$9	$3,104

TOTAL CURRENT ASSETS	$9	$3,104

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,378	$740
Due to related party (Note 4)	8,065	1,995

TOTAL CURRENT LIABILITIES	9,443	2,735

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 70,000,000 shares of common stock (2,030,000,000 – June 30, 2015 (Refer Note 5)	70,000	2,030,000
Additional paid in capital	(57,010)	(2,017,000)
Stock subscription receivables	-	(800)

Deficit accumulated	(22,424)	(11,831)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,434)	369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9	$3,104

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2016	Year ended June 30, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$3,843	$1,025
Professional fees	6,750	3,500

TOTAL EXPENSES	(10,593)	(4,525)

NET LOSS	(10,593)	(4,525)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	230,656,737	2,002,383,562

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM JUNE 30, 2014 TO JUNE 30, 2016

	Common Stock		Additional		Stock	Deficit Accumulated
	Number of shares	Amount	Paid-in Capital	Subscriptions Receivable	Development Stage	During the Total

Balance, June 30, 2014	2,000,000,000	2,000,000	(1,990,000)	-	(7,306)	2,694

Common shares issued for cash-
At $0001 per share, June 1, 2015	30,000,000	30,000	(27,000)	(800)	-	2,200

Net loss for the year ended June 30, 2015	-	-	-	-	(4,525)	(4,525)

Balance, June 30, 2015	2,030,000,000	2,030,000	(2,017,000)	(800)	(11,831)	369

Shares returned - at $0.000000005 per share – July 30, 2015	(1,960,000,000)	(1,960,000)	1,959,990	-	-	(10)

Stock subscriptions receivable received February 5, 2016				800	-	800

Net loss for the year ended June 30, 2016	-	-	-	-	(10,593)	(10,593)

Balance, June 30, 2016	70,000,000	$70,000	$(57,010)	$-	$(22,424)	$(9,434)

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2016	Year ended June 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(10,593)	$(4,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	638	(696)

NET CASH USED IN OPERATING ACTIVITIES	(9,955)	(5,221)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	800	2,200
Proceeds from shareholder loans – related parties	6,060	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,860	2,200

NET INCREASE (DECREASE) IN CASH	(3,095)	(3,021)

CASH, BEGINNING	3,104	6,125

CASH, ENDING	$9	$3,104

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gen Serv, Inc. (the “Company”) was incorporated in the State of Nevada on June 20, 2013. The Company is in the initial development stage and was organized to engage in the business of providing concierge type service, offering a full array of services that an individual or company may require.

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $22,424. As at June 30, 2016, the Company has a working capital deficit of $9,434. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of June 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – DUE TO RELATED PARTY

During 2016, the Company received $6,060 from Chris Riker, the Company’s President and Director, for operating expenses payment.

On July 30, 2015, founding shareholder of the Company returned 1,960,000,000 (9,800,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

As of June 30, 2016, the Company has $8,065 (2015 - $1,995) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On June 26, 2013, the Company issued 2,000,000,000 (10,000,000 pre-split) common shares at $0.000005 per share to the sole director and President of the Company for cash proceeds of $10,000.

From December 2014 through March 2015, the Company entered into stock subscription agreements to issue 30,000,000 shares of its common stock for $3,000 in cash. As of June 30, 2015, agreements to issue 22,000,000 shares were executed; of which 22,000,000 shares had be issued for net proceeds of $2,200 to the Company; however, cash had not been received for 8,000,000, at June 30, 2015 (total related value of $800). On February 5, 2016 the $800 was received.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

On July 30, 2015, founding shareholder of the Company returned 1,960,000,000 (9,800,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

As of June 30, 2016, 70,000,000 shards is issued and outstanding.

As of June 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2016	June 30, 2015

Net loss before income taxes	$(10,593)	$(4,525)
Income tax rate	34%	34%
Income tax recovery	(3,602)	(1,539)
Non-deductible	--	-
Valuation allowance change	3,602	1,539

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Net operating loss carry-forward	$7,625	$4,023
Valuation allowance	(7,625)	(4,023)

Net deferred income tax asset	$–	$–

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

As of June 30, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended June 30, 2016 and 2015 no interest or penalties have been accrued as of June 30, 2016 and 2015. As of June 30, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2016 and communicated the matters to our management.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age, position and term of our sole officer and director is set forth below.

NAME	AGE	POSITSION	TERM
Christopher Riker	27	President, Secretary, Treasurer and Director	Renewable at every general stock holders meeting

Our Chief Financial Officer and Director named and Identified above is expected to hold his office/position until at lest the end of the first fiscal year or until the next annual meeting of the Company stockholders.

Experience

Christopher Riker joins Gen Serv, Inc. from his last assignment at the United States Army Ordnance Corps (August 2009 to January 2017), a Combat Service Support branch of the United States Army. During Christopher’s tenure there he received his credentials in Fort Jackson South Carolina and accordingly deliberated the on the essential capabilities, functions, activities, and tasks necessary to sustain all elements of operating services. Christopher’s familiarity involved aspects of supply, maintenance, transportation, and other services required by troops to permit those units to accomplish missions in combat.

His military education includes Basic training, D class security license, 91B wheeled diesel mechanic school, Certificate of Appreciation 187th, Ordnance battalion, Certificate of Appreciation 1218th Transportation Company, and Combat Training 44-09 credentials presented at Fort Sill, Oklahoma.

Given Mr. Riker’s organizational skills in the military, the company believes that Mr. Riker’s background and experience make him well suited to serve as our sole officer and director.

Director Independence

The Company’s board of directors is currently composed of one member Mr. Christopher Riker, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Conflict of Interest

Mr. Riker has no other business activities that are in direct conflict with the Company’s intended business activities and or interests.

Item 11. Executive Compensation.

Gen Serv, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2016:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Riker President	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

We did not pay any salaries in 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein

Out standing Equity awards at fiscal year end table.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDOPTION AWARDS STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chris Riker	0	o	0	0	0	0	0	0	0

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. GEN Serv, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (June 30, 2013) through June 30, 2016.

DIRECTORS COPENSATION

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

Title of class	Name and Address Beneficial Owner [1]	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Christopher Riker 2098 Polo Gardens Drive #201 Wellington, FL 33414	40,000,000	57.1%
	All Officers and Directors as a Group (1 person)	40,000,000	57.1%

None of our common stock is subject to outstanding options, warrants, or securities convertible into common stock.

_________

1 The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Riker is the only “promoter” of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 26, 2013, we issued a total of 10,000,000 shares of common stock to Mr. Christopher Riker, our sole officer and director, for total cash consideration of $10,000. The Company considered these securities as “Founders” shares. On June 30, 2015, the Corporation redeemed nine million eight hundred thousand (9,800,000) shares of common stock of the Corporation from Chis Riker at the purchase price per share of $0.0000012 per share, for an aggregate purchase price of Ten United States Dollars (US $10).

Our sole officer and director provides office space at no charge to the Company. As of March 31, 2015, Mr. Christopher Riker has the Company in the amount of $1,995. The amount due to Mr. Riker is unsecured, non-interest bearing, payable on demand with no written terms of repayment.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended June 30, 2015 we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended June 30, 2015.

During the fiscal year ended June 30, 2016 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 30, 2016. For review of our financial statements for the quarters ended September 30, 2015, December 31, 2015 and March 31 2016, we incurred approximately $2,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended June 30, 20156 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
23.1	Consent of Independent Registered Public Accounting Firm
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	XBRL Interactive Data Files

___________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gen Serv, Inc.

Dated: May 26, 2017	By:	/s/ Chris Riker
Chris Riker
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

