Form 10-Q
period 2016-09-30
Gen Serv, INC.
filed 2017-06-16
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

333-196040

Commission File Number

Gen Serv, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	46-3026985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City NV	89703
(Address of principal executive offices)	(Zip Code)

(561) 568-1234

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 15, 2017 there are 70,000,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN SERV, INC.

FINANCIAL STATEMENT

September 30, 2016

Unaudited

GEN SERV, INC.

BALANCE SHEET

(Unaudited)

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$10,913	$9

TOTAL CURRENT ASSETS	$10,913	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$661	$1,378
Due to related party (Note 3)	22,120	8,065

TOTAL CURRENT LIABILITIES	22,781	9,443

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4) Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 70,000,000 shares of common stock (70,000,000 – June 30, 2016 (Refer Note 4)	70,000	70,000
Additional paid in capital	(57,010)	(57,010)
Deficit accumulated during the development stage	(24,858)	(22,424)

TOTAL STOCKHOLDERS’ DEFICIT	(11,868)	(9,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,913	$9

The accompanying notes are an integral part of these financial statements.

4

GEN SERV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2016	2015

REVENUES	$-	$-

EXPENSES
Office and general	1,434	-
Professional fees	1,000

TOTAL EXPENSES	2,434	-

NET LOSS	$(2,434)	$-

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	70,000,000	679,826,087

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(2,434)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(717)	-

NET CASH USED IN OPERATING ACTIVITIES	(3,151)	-

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Payment of purchase of common stock	-	(10)
Related party advances	14,055	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,055	-

NET INCREASE (DECREASE) IN CASH	10,904	-

CASH, BEGINNING	9	3,104

CASH, ENDING	$10,913	$3,104

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $24,858. As at September 30 2016, the Company has a working capital deficit of $11,868. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of September 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – DUE TO RELATED PARTY

During this period, the Company received $11,000 from Chris Riker, the Company’s President and Director, for operating expenses payment, and made payment $3,055 to vendor directly.

As of September 30, 2016 the balance of due to related party is $22,120. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of September 30, 2016, 70,000,000 shards is issued and outstanding.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

As of September 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – SUBSEQUENT EVENTS

On October 24, 2017 the Company repaid $9,000 of the related party loan to its president.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three month period ended September 30, 2016 we had no revenue. Expenses for the three month period ended September 30, 2016 totaled $2,434 resulting in a Net loss of $2,434 compared to expenses totaling $Nil and a net loss of $Nil for the three month period ended September 30, 2015. The Net Loss for the three month period ended September 30, 2016 is a result of Office and General expense of $1,434 comprised primarily of Bank charges of $96 and printing expense of $1,338 and Professional fees of $1,000 comprised primarily of accounting expense. The Net Loss of $Nil for the three month period ended September 30, 2015 is a result of Office and General expense of $Nil comprised primarily of accounting expense and printing expense and Professional fees of $Nil.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of September 30, 2016, we had $10,913 in cash as compared to $9 in cash at June 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2016, the Company’s sole officer and director, Mr. Riker has loaned the Company $22,120 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN SERV, INC.
(Registrant)

Date: June 16, 2017	By:	/s/ Chris Riker
Chris Riker President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

