Form 10-Q
period 2017-03-31
Gen Serv, INC.
filed 2017-07-19
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to___________

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

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 19, 2017 there are 70,000,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN SERV, INC.

FINANCIAL STATEMENT

March 31, 2017

Unaudited

3

GEN SERV, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,349	$9

TOTAL CURRENT ASSETS	$4,349	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$300	$1,378
Due to related party (Note 3)	20,862	8,065

TOTAL CURRENT LIABILITIES	21,162	9,443

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,000,000 shares of common stock (70,000,000 – June 30, 2016 (Refer Note 4)	70,000	70,000
Additional paid in capital	(57,010)	(57,010)
Deficit accumulated	(29,803)	(22,424)

TOTAL STOCKHOLDERS’ DEFICIT	(16,813)	(9,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,349	$9

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

EXPENSES
Office and general	560	100	2,079	190
Professional fees	4,300	3,000	5,300	4,750

TOTAL EXPENSES	4,860	3,100	7,379	4,940

NET LOSS	$(4,860)	$(3,100)	$(7,379)	$(4,940)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	70,000,000	66,923,077	70,000,000	350,650,407

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(7,379)	$(4,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,000)
Increase (decrease) in Accounts payables and accrued liabilities	(1,078)	(740)

NET CASH USED IN OPERATING ACTIVITIES	(8,457)	(7,680)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	800
Payment of purchase of common stock	-	(10)
Related party advances	12,797	4,010

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,797	4,800

NET INCREASE (DECREASE) IN CASH	4,340	(2,880)

CASH, BEGINNING	9	3,104

CASH, ENDING	$4,349	$224

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $29,803. As at March 31, 2017, the Company has a working capital deficit of $16,813. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2017 and 2016, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of March 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – DUE TO RELATED PARTY

During this period, the Company received $9,000 from Chris Riker, the Company’s President and Director, for operating expenses payment, and made payment $3,797 to vendor directly.

As of March 31, 2017 the balance of due to related party is $20,862. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

As of March 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – SUBSEQUENT EVENTS

On May 3, 2017, the Company received $2,500 and on June 14, 2017, the Company received $3,000 from the CEO of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended March 31, 2017 we had no revenue. Expenses for the three month period ended March 31, 2017 totaled $4,860 resulting in a Net loss of $4,860 compared to expenses totaling $3,100 and a net loss of $3,100 for the three month period ended March 31, 2016. The Net Loss for the three month period ended March 31, 2017 was a result of Office and General expense of $560 comprised primarily of printing expense and Professional fees of $4,300 comprised primarily of accounting fees. The Net Loss for the three month period ended March 31, 2016 is a result of Office and General expense of $100 comprised primarily of office supplies expense and Professional fees of $3,000 comprised primarily of accounting expense.

For the nine month period ended March 31, 2017 we had no revenue. Expenses for the nine month period ended March 31, 2017 totaled $7,379 resulting in a Net loss of $7,379 compared to expenses totaling $4,940 and a net loss of $4,940 for the nine month period ended March 31, 2016. The Net Loss for the nine month period ended March 31, 2017 was a result of Office and General expense of $2,079 comprised primarily of printing expense and bank fees and Professional fees of $5,300 comprised primarily of accounting expense. The Net Loss for the nine month period ended March 31, 2016 is a result of Office and General expense of $190 comprised primarily of office supplies expense and Professional fees of $4,750 comprised primarily of accounting expense.

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

As of March 31, 2017, we had $4,349 in cash as compared to $9 in cash at June 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2017, the Company’s sole officer and director, Mr. Riker has loaned the Company $20,862 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

4

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

6

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

_____________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on May 16, 2014.

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gen Serv, Inc. (Registrant)

Date: July 19, 2017	By:	/s/ Chris Riker
Chris Riker
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8