Form 10-Q
period 2014-12-31
Gen Serv, INC.
filed 2017-10-16
CIK 1608429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

333-196040

Commission File Number

Gen Serv, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	46-3026985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City NV	89703
(Address of principal executive offices)	(Zip Code)

(561) 568-1234

(Registrant’s telephone number, including area code)

____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 11, 2017 there are 70,000,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN SERV, INC.

FINANCIAL STATEMENT

December 31, 2014

Unaudited

GEN SERV, INC.

BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$999	$6,125

TOTAL ASSETS	$999	$6,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$740	$1,436
Due to related party (Note 3)	1,995	1,995

TOTAL CURRENT LIABILITIES	2,735	3,431

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 2,000,000,000 shares of common stock (2,000,000,000 – June 30, 2014)	2,000,000	2,000,000
Additional paid in capital	(1,990,000)	(1,990,000)
Deficit accumulated	(11,736)	(7,306)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,736)	2,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$999	$6,125

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$439	$-	$930	$25
Professional fees	-	-	3,500	2,500

TOTAL EXPENSES	439	-	4,430	2,525

NET LOSS	(439)	-	(4,430)	(2,525)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,000,000,000	2,000,000,000	2,000,000,000	2,000,000,000

The accompanying notes are an integral part of these financial statements.

GEN SERV, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2014	Six months ended December 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(4,430)	$(2,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(696)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,126)	(2,525)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder loans – related parties	-	-
Payment of purchase of common stock

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(5,126)	(2,525)

CASH, BEGINNING	6,125	11,000

CASH, ENDING	$999	$8,475

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:

Interest	$-	$-

Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $11,736. As at December 31, 2014, the Company has a working capital deficit of $1,736. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2014 included in the Company’s Annual Report on Form S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2014 and 2013, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of December 31, 2014 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – DUE TO RELATED PARTY

As of December 31, 2014, the Company has a balance $1,995 as a loan from Chris Riker, the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of December 31, 2014 there were 10,000,000 shares issued and outstanding (before July 28, 2015 200:1 stock forward split).

On June 26, 2013, the Company issued 10,000,000 founder’s shares (before July 28, 2015 200:1 stock forward split) at $0.001 per share, with net proceeds to the Company of $10,000.

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

As of December 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

From period October 1, 2014 to June 30, 2017, the Company loaned from Chris Riker, the president of the Company, net amount $18,857.

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

Results of Operations

For the three month period ended December 31, 2014 we had no revenue. Expenses for the three month period ended December 31, 2014 totaled $439 resulting in a Net loss of $439. The Net Loss for the three month period ended December 31, 2016 is a result of Office and General expense of $439 comprised primarily of printing fees and Professional fees of $Nil.

For the six month period ended December 31, 2014, we had no revenue. Expenses for the six month period ended December 31, 2014 totaled $4,430 resulting in a Net loss of $4,430 compared to expenses totaling $2,525 and a net loss of $2,525 for the six month period ended December 31, 2013. The Net Loss for the six month period ended December 31, 2014 is a result of Office and General expense of $930 comprised primarily of bank service charges and printing expense and Professional fees of $3,500 comprised primarily of accounting expenses. The Net Loss for the six month period ended December 31, 2013 was a result of Office and General expense of $25 comprised primarily of bank fees and Professional fees of $2,500 comprised primarily of accounting fees.

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

As of December 31, 2014, we had $999 in cash as compared to $6,125 in cash at June 30, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2014, the Company’s sole officer and director, Mr. Riker has loaned the Company $1,995 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Gen Serv, Inc. (Registrant)

Date: October 12, 2017	By:	/s/ Chris Riker
Chris Riker
President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

